Form 10-Q
period 1995-09-30
PRINCIPAL GROWTH MORTGAGE INVESTORS FUND L P SERIES I
filed 1995-11-14
CIK 823195

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q


(Mark One)
   X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended       September 30, 1995


                                       OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from                 to


                        Commission file number: 33-17660


            PRINCIPAL GROWTH MORTGAGE INVESTORS FUND, L.P., SERIES I
             (Exact name of registrant as specified in its charter)


           Delaware                                          13-3466206
(State or other jurisdiction of                          (I.R.S. Employer
 Incorporation or organization)                         identification No.)

3 World Financial Center, 29th Floor, NY, NY
       ATTN: Andre Anderson                                     10285
(Address of principal executive offices)                     (Zip code)

                                 (212) 526-3237
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X   No



                                 Balance Sheets

                                                September 30,     December 31,
                                                        1995             1994
Assets

Cash                                             $   187,362     $    215,521

          Total Assets                           $   187,362     $    215,521


Liabilities and Partners' Capital

Liabilities:
     Accounts payable and accrued expenses       $    32,657     $     30,725
     Due to affiliates                                64,536           53,386

          Total Liabilities                           97,193           84,111

Partners' Capital (Deficit):
     General Partner                                (156,454)        (156,042)
     Limited Partners (Depositary units:
     6,500,000 authorized; 1,657,500 issued)         246,623          287,452

           Total Partners' Capital                    90,169          131,410

           Total Liabilities
           and Partners' Capital                 $   187,362     $    215,521



                    Statement of Partners' Capital (Deficit)
                  For the nine months ended September 30, 1995

                                        Limited        General
                                       Partners        Partner           Total

Balance at December 31, 1994        $   287,452   $   (156,042)   $    131,410
Net loss                                (40,829)          (412)        (41,241)

Balance at September 30, 1995       $   246,623   $   (156,454)   $     90,169



                            Statements of Operations

                                          Three months ended   Nine months ended
                                             September 30,       September 30,
Income                                      1995      1994      1995       1994

Interest income                        $   2,924  $    420  $  8,001   $  1,058
Miscellaneous income                           0         0         0    100,000

     Total Income                          2,924       420     8,001    101,058

Expenses

General and administrative                12,150     6,008    37,992     41,683
Investment management fee                  3,750     3,750    11,250     11,250

      Total Expenses                      15,900     9,758    49,242     52,933

         Net Income (Loss)             $ (12,976) $ (9,338) $(41,241) $  48,125

Net Income (Loss) Allocated:

To the General Partner                 $    (129) $    (94) $   (412) $     481
To the Limited Partners                  (12,847)   (9,244)  (40,829)    47,644

                                       $ (12,976) $ (9,338) $(41,241) $  48,125

Per limited partnership unit
  (1,657,500 outstanding)                  $(.01)     $.01     $(.03)      $.03



                            Statements of Cash Flows
             For the nine months ended September 30, 1995 and 1994

Cash Flows from Operating Activities:                        1995         1994

Net income (loss)                                      $  (41,241)  $   48,125
Increase (decrease) in cash arising from changes
in operating assets and liabilities:
   Accounts payable and accrued expenses                    1,932      (21,205)
   Due to affiliates                                       11,150       26,533

Net cash provided by (used for) operating activities      (28,159)      53,453

Net increase (decrease) in cash                           (28,159)      53,453

Cash, beginning of period                                 215,521        1,026

Cash, end of period                                   $   187,362  $    54,479


                       Notes to the Financial Statements

The unaudited interim financial statements should be read in conjunction with the Partnership's annual 1994 financial statements within Form 10-K.

The unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of September 30, 1995 and the results of operations and cash flows for the nine months ended September 30, 1995 and 1994 and the statement of changes in partners' capital (deficit) for the nine months ended September 30, 1995. Results of operations for the periods are not necessarily indicative of the results to be expected for the full year.

No significant events have occurred subsequent to fiscal year 1994 and no material contingencies exist which require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Partnership's zero coupon second mortgage loan (the "Loan") funded to Colonial Gold Limited Partnership (the "Borrower"), in the original principal amount of $14,314,950, was secured by a second mortgage on One Financial Plaza (the "Property"), a 26-story office building and parking garage located in Hartford, Connecticut. The Loan was subordinate to a non-recourse first mortgage held by Principal Mutual Life Insurance Company (the "First Mortgagee") in the original principal amount of $87,750,000. Several events occurred which negatively impacted the operations of the Property and resulted in defaults by the Borrower under the terms of its first mortgage loan and the Partnership's second mortgage loan. On December 2, 1993, the Property was transferred to the First Mortgagee pursuant to a foreclosure. Please refer to the Partnership's 1994 Annual Report on Form 10-K for a comprehensive discussion of events leading up to this foreclosure.

Liquidity and Capital Resources

As discussed above, the Property that originally secured the Partnership's second mortgage loan was transferred to the First Mortgagee. In the absence of any viable alternatives, the General Partner negotiated an agreement (the "Agreement") with the First Mortgagee, the Borrower and the third mortgagee to obtain compensation for permitting the First Mortgagee to achieve an orderly foreclosure of the Property. The agreement called for the First Mortgagee to pay the Partnership $350,000 following the transfer of title to the First Mortgagee, which took place on December 2, 1993. Pursuant to the terms of the Agreement, the Partnership received $100,000 on March 7, 1994, and $250,000 on December 7, 1994. The Partnership will utilize these funds, as well as any funds remaining in its cash reserve, to satisfy the Partnership's outstanding and contingent liabilities and will thereafter liquidate the Partnership.

On September 30, 1995, the Partnership's cash balance totalled $187,362 compared with $215,521 at December 31, 1994. The decrease in the Partnership's cash is primarily due to the payment of general and administrative expenses for the continued operation of the Partnership.

Results of Operations

For the three months ended September 30, 1995, the Partnership generated a net loss of $12,976 compared to a net loss of $9,338 for the three months ended September 30, 1994. The increased net loss is due to higher general and administrative expense, reflecting a 1994 third quarter adjustment in audit fees.

For the nine months ended September 30, 1995, the Partnership generated a net loss of $41,241 compared with net income of $48,125 for the nine months ended September 30, 1994. The change from net income to net loss is primarily the result of the receipt in the 1994 period of $100,000, representing a portion of the funds payable to the Partnership pursuant to the Agreement. General and administrative expenses decreased from $41,683 for the nine months ended September 30, 1994 to $37,992 for the nine months ended September 30, 1995 primarily due to lower legal fees and administrative costs.


PART II	OTHER INFORMATION


Items 1-5	Not applicable

Item 6          Exhibits and reports on Form 8-K.

	(a)	Exhibits

		(27) Financial Data Schedule

        (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 1995


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                PRINCIPAL GROWTH MORTGAGE INVESTORS
                                FUND, L.P., SERIES 1

                                BY: PRINCIPAL GROWTH REALTY FUNDING, INC. General Partner



Date: November 13, 1995         BY:     /s/ Kenneth L. Zakin
					Name:	Kenneth L. Zakin
					Title:	Director and President




Date: November 13, 1995         BY:     /s/ Daniel M. Palmier
					Name: 	Daniel M. Palmier
					Title:	Vice President and
						Chief Financial Officer