Form 10-K
period 1995-12-31
PRINCIPAL GROWTH MORTGAGE INVESTORS FUND L P SERIES I
filed 1996-04-01
CIK 823195

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) of THE SECURITIES
        EXCHANGE ACT OF 1934   (fee required)

        For the fiscal year ended December 31, 1995

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) of THE SECURITIES EXCHANGE ACT OF 1934 (no fee required)

        For the transition period _____ to _____

                       Commission file number:  33-17660


            PRINCIPAL GROWTH MORTGAGE INVESTORS FUND, L.P., SERIES I
              Exact name of registrant as specified in its charter


          Delaware                                      13-3466206
State or other jurisdiction of
incorporation or organization                I.R.S. Employer Identification No.

3 World Financial Center, 29th Floor,
New York, NY   Attn: Andre Anderson                        10285
Address of principal executive offices                    zip code

Registrant's telephone number, including area code: (212) 526-3237

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:


                DEPOSITARY UNITS OF LIMITED PARTNERSHIP INTEREST
                                 Title of Class


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.       Yes  X      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   (X)

Documents Incorporated by Reference:  None


                                     PART I

Item 1.  Business

General Development of Business
- -------------------------------
Principal Growth Mortgage Investors Fund, L.P., Series I (the "Partnership") is a Delaware limited partnership formed on September 2, 1987 to invest in or originate first and/or second zero coupon mortgage loan(s) with terms of approximately five to ten years secured by commercial, industrial, and multi-family residential real estate. The general partner is Principal Growth Realty Funding, Inc., a Delaware corporation (the "General Partner"). The General Partner is an affiliate of Lehman Brothers Inc. ("Lehman", formerly Shearson Lehman Brothers Inc.).

On May 3, 1988, the Partnership commenced an offering, on a "best efforts basis", of a minimum of 1,500,000 and a maximum of 6,500,000 units of limited partnership interests ("Units"). On June 28, 1988 the offering period closed and the Partnership commenced operations with the acceptance of subscriptions for 1,657,500 Units ($16,575,000). The net proceeds of the offering after payment of offering and organizational costs were $15,331,875. Uninvested funds from the offering were placed in a working capital reserve and invested in money market or other short-term investments.

On June 29, 1988, the Partnership originated a zero coupon second mortgage loan (the "Colonial Gold Loan") in the amount of $14,314,950 to Colonial Gold Limited Partnership (the "Borrower"), a Connecticut limited partnership, which owned One Financial Plaza, a twenty-six story office building located in Hartford, Connecticut (the "Property"). The Colonial Gold Loan was secured by a non-recourse second mortgage on the Property and was scheduled to mature on March 1, 1997. The total principal and interest owed to the Partnership from the Borrower at maturity was to be $42,795,421. This amount is equal to the original balance of $14,314,950 plus accrued interest at an implicit rate of 13.8% per annum compounded semi-annually and includes a $1.4 million interim interest payment which was due on March 1, 1992. Such payment was not received by the Partnership. The Colonial Gold Loan was subordinate to a non-recourse first mortgage held by Principal Mutual Life Insurance Company (the "First Mortgagee") in the original amount of $87,750,000. In December 1993, the Property was transferred to the First Mortgagee, pursuant to a foreclosure.
See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Narrative Description of Business
- ---------------------------------
The Partnership's sole business was the origination and ownership of the Colonial Gold Loan.

The Property is located in the Central Business District of Hartford, Connecticut. It is one of the largest office buildings in Connecticut, consisting of 26 floors and a total net leasable area of approximately 600,000 square feet. The building is also known as the United Technologies Corporation Building and as the "Gold Building."

Since 1989, the Hartford economy has been seriously weakened as a result of the contraction of the finance, insurance, real estate and defense-related industries, the area's major employers. The economic downturn coupled with overbuilding of commercial real estate and the restrictive credit markets brought about intensely competitive market conditions for commercial office properties; occupancies and effective rental rates declined precipitously and with them, property yields and values. Primarily as a result of these conditions the general partners of the Borrower encountered financial difficulties and subsequently filed for protection under Chapter 7 of the Federal Bankruptcy Code in May 1991. Due to such financial difficulties and the Property's insufficient cash flow, the Borrower did not make an interim interest payment in the amount of $1,430,000 due to the Partnership on March 1, 1992. Under the terms of the Partnership's second mortgage loan, failure to make the mandatory payment constituted a default on the Partnership's loan and the Partnership had the right to accelerate payment and to foreclose on the second mortgage. Additionally, as of October 8, 1992, the Borrower was in default under the terms of its first mortgage loan. On October 15, 1992, the First Mortgagee commenced an action against the Borrower and the Partnership before the Superior Court - Judicial District of Hartford/New Britain seeking, among other things, to foreclose on the Property as a result of the aforementioned default. In the absence of a viable restructuring of the Borrower's debt, the General Partner negotiated an agreement with the Borrower, the First Mortgagee and the third mortgagee (the "Agreement") to obtain compensation of $350,000 in cash for permitting the First Mortgagee to achieve an orderly foreclosure of the Property. Additional information on the events leading to the default and Agreement are incorporated by reference to note 3 of the Notes to the Financial Statements included in Item 8 of this report.

The Agreement called for the First Mortgagee to pay the Partnership $350,000 following transfer of title to the First Mortgagee, which took place on December 2, 1993. Pursuant to the terms of the Agreement, the Partnership was paid $100,000 on March 7, 1994 and $250,000 on December 7, 1994. The General Partner is currently winding up the affairs of the Partnership and will utilize these funds, as well as any funds remaining in its cash reserve, to satisfy the Partnership's outstanding liabilities and will thereafter liquidate the Partnership.

Employees
- ---------
The Partnership does not directly employ any persons. The business of the Partnership is managed by the General Partner. See Item 10. "Directors and Executive Officers of the Registrant" and Item 13. "Certain Relationships and Related Transactions."


Item 2.  Properties

The Partnership does not own any property. The Partnership originated a zero coupon second mortgage loan to Colonial Gold Limited Partnership, which was secured by a zero-coupon second mortgage on One Financial Plaza in Hartford, Connecticut. For information concerning the Property which secured the Partnership's zero coupon second mortgage loan, see Item 1. "Business."


Item 3.  Legal Proceedings

In or about April 1993, a purported class action, on behalf of all Unitholders, was brought against the General Partner and Shearson Lehman Brothers Inc. (the "Defendants") in New York State Supreme Court (the "Court"). The complaint alleges that the Unitholders were induced to purchase units based upon misrepresentations and\or omitted statements in the Offering. The complaint alleges claims of fraud, negligent misrepresentation and breach of fiduciary duty. On December 12, 1994, the Court ruled in favor of the Defendants' motion for dismissal and the class action was dismissed. On or about January 11, 1995, Plaintiffs moved for reargument of the Court's decision. That motion has been fully briefed by the parties. The motion has since been marked-off the Court's calendar. On or about January 11, 1995, plaintiffs also filed a Notice of Appeal to the Appellate Division, First Department. Plaintiffs have since sought leave of the Appellate Court for an extension of time to perfect the appeal.

On March 7, 1996, a purported class action, Ressner v. Lehman Brothers, Inc., was commenced on behalf of, among others, all Unitholders in the Court of Chancery for New Castle County, Delaware, against the General Partner of the Partnership, Lehman Brothers, Inc. and others (the "Defendants"). The complaint alleges, among other things, that the Unitholders were induced to purchase Units based upon misrepresentation and/or omitted statements in the sales materials used in connection with the offering of Units in the Partnership. The complaint purports to assert a claim for breach of fiduciary duty based on the foregoing. The Defendants intend to defend the action vigorously.


Item 4.  Submission of Matters to a Vote of Security Holders

During the fourth quarter of the year ended December 31, 1995, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.


                                    PART II

Item 5. Market for Registrant's Limited Partnership Units and Related Security Holder Matters

A public market for the Units does not currently exist and is not expected to develop.

On December 31, 1995, there were 1,923 Unit Holders.

There have been no distributions to the partners since inception of the Partnership. See Item. 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of the foreclosure of the Property securing the Partnership's loan and the anticipated liquidation of the Partnership.

Item 6.  Selected Financial Data

(dollars in thousands except per Unit data)

                                1995      1994      1993      1992       1991

Interest Income                $  12     $   6      $ 53(1)   $ 27(1) $ 2,129(1)

Net Income (Loss)                (49)      283      (506)  (22,403)(2)  1,843

Net Income (Loss) per
Limited Partnership Unit
(1,657,500 outstanding)         (.03)      .17      (.30)   (13.38)      1.10

Total Assets
at Period End                    166       216         1       526     22,954

Total Partners'
Capital (Deficit)                 82       131      (152)      354     22,758


(1) Net of allowance of $3,418,254 in 1993, $3,311,449 in 1992 and $767,361
    in 1991.

(2) Includes valuation allowance of $22,121,525.

The above selected financial data should be read in conjunction with the Financial Statements and notes thereto in Item 8. "Financial Statements and Supplementary Data."

No cash distributions have been made by the Partnership since inception.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
- -------------------------------
The Partnership's zero coupon second mortgage loan funded to Colonial Gold Limited Partnership, in the original principal amount of $14,314,950, was secured by a second mortgage on One Financial Plaza, a 26-story office building and parking garage located in Hartford, Connecticut. The Loan was subordinate to a non-recourse first mortgage held by Principal Mutual Life Insurance Company (the "First Mortgagee") in the original amount of $87,750,000. For a description of the Property and a discussion of the terms of the Partnership's loan, see Item 1. "Business." Several events occurred which negatively impacted the operations of the Property and resulted in defaults by the Borrower under the terms of its first mortgage loan and the Partnership's second mortgage loan. On December 2, 1993, the Property was transferred to the First Mortgagee pursuant to a foreclosure. For a detailed discussion of the events leading up to the foreclosure, reference is made to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1994.

In the absence of any viable alternatives, the General Partner negotiated an agreement (the "Agreement") with the First Mortgagee, the Borrower and the third mortgagee to obtain compensation for permitting the First Mortgagee to achieve an orderly foreclosure of the Property. The agreement called for the First Mortgagee to pay the Partnership $350,000 following the transfer of title to the First Mortgagee, which took place on December 2, 1993. Pursuant to the terms of the Agreement, the Partnership received $100,000 on March 7, 1994, and $250,000 on December 7, 1994. The General Partner is currently winding up the affairs of the Partnership and will utilize these funds, as well as any funds remaining in its cash reserve, to satisfy the Partnership's outstanding liabilities and will thereafter liquidate the Partnership.

On December 31, 1995, the Partnership's cash balance totalled $165,643 compared with $215,521 at December 31, 1994. The decrease is due primarily to the payment of general and administrative expenses for the continued operation of the Partnership.

Results of Operations
- ---------------------

1995 versus 1994

The Partnership reported a net loss of $49,471 for the year ended December 31, 1995, compared with net income of $283,427 for the year ended December 31, 1994. The change from net income to loss is primarily attributable to the receipt in 1994 of $350,000 in accordance with the Agreement. Partnership income reported in 1995 consisted only of interest income, totaling $11,511.

Total expenses in 1995 and 1994 consisted of general and administrative expenses and an investment management fee. General and administrative expenses totaled $45,982 for the year ended December 31, 1995 compared with $57,303 for the year ended December 31, 1994. The decrease is primarily due to lower legal and audit fees incurred in 1995.

1994 versus 1993

For the year ended December 31, 1994, the Partnership reported net income of $283,427 compared to a net loss of $505,944 for the year ended December 31, 1993, largely due to the receipt of funds received in accordance with the Agreement and organization costs and deferred charges being fully amortized as of December 31, 1993.

For the year ended December 31, 1994, total expenses were $72,303 compared to $564,446 for the year ended December 31, 1993. Partnership expenses consisted of amortization of organization costs and deferred charges, general and administrative costs and an investment management fee for the year ended December 31, 1993. In 1994, Partnership expenses consisted only of general and administrative costs and an investment management fee. The decrease is primarily due to the full amortization of the remaining deferred charges associated with the Mortgage loan receivable and organizational costs. The decrease in general and administrative expenses is due to a reduction in costs due to the foreclosure.


Item 8.  Financial Statements and Supplementary Data

The following financial statements are filed as part of this report:

                                                                        Page
                                                                       Number

Independent Auditors' Report                                            F-1

Balance Sheets - At December 31, 1995 and 1994                          F-2

Statements of Partners' Capital (Deficit) - For the years
ended December 31, 1995, 1994 and 1993                                  F-2

Statements of Operations - For the years ended December 31,
1995, 1994 and 1993                                                     F-3

Statements of Cash Flows - For the years ended December 31,
1995, 1994 and 1993                                                     F-3

Notes to the Financial Statements                                       F-4

Schedule II - Valuation and Qualifying Accounts                         F-7

Schedule IV - Mortgage Loan on Real Estate                              F-8


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

The Partnership has no officers or directors. The General Partner, Principal Growth Realty Funding, Inc., is an affiliate of Lehman Brothers Inc. and has offices at the same location as the Partnership. The General Partner manages and controls substantially all of the Partnership's affairs and has general responsibility and ultimate authority in all matters affecting the Partnership's business. All of the officers and directors of the General Partner are also officers and employees of Lehman.

On July 31, 1993, Shearson Lehman Brothers, Inc. ("Shearson") sold certain of its domestic retail brokerage and asset management businesses to Smith Barney, Harris Upham & Co. Incorporated ("Smith Barney"). Subsequent to this sale, Shearson changed its name to Lehman Brothers Inc. The transaction did not affect the ownership of the Partnership or the Partnership's General Partner.

Certain officers and directors of Principal Growth Realty Funding, Inc., are now serving (or in the past have served) as officers and directors of entities which act as general partners of a number of real estate limited partnerships which have sought protection under the provisions of the Federal Bankruptcy Code. The partnerships which have filed bankruptcy petitions own real estate which has been adversely affected by the economic conditions in the markets in which that real estate is located and, consequently, the partnerships sought the protection of the bankruptcy laws to protect the partnership's assets from loss through foreclosure.

The directors and executive officers of the General Partner are as follows:


        Name                    Age     Office
        -------------------------------------------------------
	Kenneth L. Zakin	 48	Director and President
	Daniel M. Palmier	 34	Vice President and Chief
                                        Financial Officer

Kenneth L. Zakin is a Senior Vice President of Lehman Brothers and has held such title since November 1988. He is currently a senior manager in Lehman Brothers' Diversified Asset Group and was formerly group head of the Commercial Property Division of Shearson Lehman Brothers' Direct Investment Management Group responsible for the management and restructuring of limited partnerships owning commercial properties throughout the United States. From January 1985 through November 1988, Mr. Zakin was a Vice President of Shearson Lehman Brothers Inc. Mr. Zakin is a director of Lexington Corporate Properties, Inc. He is a member of the Bar of the State of New York and previously practiced as an attorney in New York City from 1973 to 1984 specializing in the financing, acquisition, disposition, and restructuring of real estate transactions. Mr. Zakin is a member of the Real Estate Lenders' Association and is currently an associate member of the Urban Land Institute and a member of the New York District Council Advisory Services Committee. He received a Juris Doctor degree from St. John's University School of Law in 1973 and a B.A. degree from Syracuse University in 1969.

Daniel M. Palmier is a Vice President of Lehman Brothers Inc. in its Diversified Asset Group, and has been employed by Lehman Brothers since June 1990. He is responsible for the asset management and restructuring of a diverse portfolio of assets including commercial real estate and mortgages. From March of 1988, Mr. Palmier worked for LJ Hooker Corporation, Inc. and held positions of Senior Associate of Mergers and Acquisitions/Corporate Finance and Vice President in the Real Estate division. From September 1986, Mr. Palmier was a Real Estate Acquisitions Officer at John Anthony Associates, Inc. in New York. From June 1983, Mr. Palmier worked in the public accounting field, most notably for the firm Price Waterhouse. Mr. Palmier, a New York Certified Public Accountant, earned a Master of Science Degree from New York University in 1995 and graduated from the University of Notre Dame in 1983 with a B.B.A. in Accounting.


Item 11.  Executive Compensation

The Partnership is not required to and did not pay remuneration to the officers and directors of the General Partner. Such individuals receive compensation for services performed for various affiliated entities which may include services performed for the Partnership. See Item 13. "Certain Relationships and Related Transactions."


Item 12.  Security Ownership of Certain Beneficial Owners and Management

As of December 31, 1995, no person was known by the Registrant to be the beneficial owner of more than five percent of the Units of the Registrant. None of the directors and officers of the General Partner own any Units.


Item 13.  Certain Relationships and Related Transactions

The Partnership has and will continue to have certain relationships with the General Partner and its affiliates. However, there have been no direct financial transactions between the Partnership and the directors or executive officers of the General Partner.

The General Partner or its affiliates received fees and compensation for the offering of interests in the Partnership, and reimbursement of organization, offering and operational expenses. In addition, the General Partner is entitled to receive an investment management fee of not more than $15,000 per annum from the Partnership. Information concerning amounts paid to the General Partner or its affiliates is incorporated by reference to Note 4. "Transactions with Related Parties" of the Notes to the Financial Statements.

First Data Investor Services Group, an unaffiliated company, provides partnership accounting and investor relations services for the Partnership. Prior to May 1993, these services were provided by an affiliate of the General Partner. The Partnership's transfer agent and certain tax reporting services are provided by Service Data Corporation, an unaffiliated company.


                                    PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1)  Financial Statements:

                See pages F-1 to F-6.

(a)(2)  Financial Statement Schedules:

                See page F-7 and F-8.

(a)(3)  Exhibits:

                3.1 Amended and Restated Agreement of Limited Partnership (filed as Exhibit A to Prospectus dated May 3, 1988) is hereby incorporated by reference.

                10.1 Zero Coupon Mortgage Note dated June 29, 1988 from Colonial Gold Limited Partnership as Borrower to Principal Growth Mortgage Investors Fund L.P., Series I as Borrower (filed as Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1989) is hereby incorporated by reference.

                10.2 Order for Judgement of Strict Foreclosure in Accordance with Stipulation of Settlement is hereby incorporated by reference to Exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.

                27    Financial Data Schedule

(b)     Reports on Form 8-K:

        No reports on Form 8-K were filed in the fourth quarter of 1995.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        PRINCIPAL GROWTH MORTGAGE INVESTORS FUND, L.P., SERIES 1

                        BY:     PRINCIPAL GROWTH REALTY FUNDING, INC.
                                General Partner


Date: March 29, 1996            BY:     /s/ Kenneth L. Zakin
                                Name:   Kenneth L. Zakin
                                Title:  Director and President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


                        PRINCIPAL GROWTH MORTGAGE INVESTORS FUND, L.P., SERIES 1

                        BY:     PRINCIPAL GROWTH REALTY FUNDING, INC.
                                General Partner


Date: March 29, 1996            BY:     /s/ Kenneth L. Zakin
                                Name:   Kenneth L. Zakin
                                Title:  Director and President


Date: March 29, 1996            BY:     /s/ Daniel M. Palmier
                                Name:   Daniel M. Palmier
                                Title:  Vice President and
                                        Chief Financial Officer


                          Independent Auditors' Report

The Partners
Principal Growth Mortgage Investors Fund, L.P., Series I:

We have audited the balance sheets of Principal Growth Mortgage Investors Fund, L.P., Series I (a Delaware limited partnership) as listed in the accompanying index. In connection with our audits of the financial statements, we have also audited the financial statement schedules as listed in the accompanying index. These financial statements and financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principals used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the financial statements, the General Partners intend to liquidate the Partnership in 1996 after settlement of the Partnership's outstanding liabilities.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Principal Growth Mortgage Investors Fund, L.P., Series I at December 31, 1995 and 1994, and the results of its operations and cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


/s/ KPMG Peat Marwick L.L.P.

Boston, Massachusetts
January 26, 1996



Balance Sheets
December 31, 1995 and 1994

Assets                                                 1995         1994
- --------------------------------------------------------------------------
Cash and cash equivalents                          $  165,643   $  215,521
                                                   -----------------------
        Total Assets                               $  165,643   $  215,521
                                                   =======================

Liabilities and Partners' Capital

Liabilities:
Accounts payable and accrued expenses              $   32,468   $   30,725
Due to affiliates (Note 4)                             51,236       53,386
                                                   -----------------------
        Total Liabilities                              83,704       84,111
                                                   -----------------------
Partners' Capital (Deficit):
General Partner                                      (156,537)    (156,042)
Limited Partners (Depositary units:
  6,500,000 authorized; 1,657,500 issued)             238,476      287,452
                                                   -----------------------
        Total Partners' Capital                        81,939      131,410
                                                   -----------------------
        Total Liabilities and Partners' Capital    $  165,643   $  215,521
                                                   =======================


Statements of Partners' Capital (Deficit)
For the years ended December 31, 1995, 1994 and 1993

                                        Limited         General
                                        Partners        Partner          Total
- ------------------------------------------------------------------------------
Balance at December 31, 1992         $   507,744   $   (153,817)   $   353,927
Net loss                                (500,885)        (5,059)      (505,944)
                                     -----------------------------------------
Balance at December 31, 1993               6,859       (158,876)      (152,017)
Net income                               280,593          2,834        283,427
                                     -----------------------------------------
Balance at December 31, 1994             287,452       (156,042)       131,410
Net loss                                 (48,976)          (495)       (49,471)
                                     -----------------------------------------
Balance at December 31, 1995         $   238,476   $   (156,537)   $    81,939
                                     =========================================


Statements of Operations
For the years ended December 31, 1995, 1994 and 1993

Income                                           1995        1994         1993
- ------------------------------------------------------------------------------
Interest income                            $   11,511   $   5,730   $   52,618
Gain on sale of treasury securities                 0           0        5,884
Miscellaneous income                                0     350,000            0
                                           -----------------------------------
        Total Income                           11,511     355,730       58,502
                                           -----------------------------------
Expenses

Amortization of organization costs
  and deferred charges                              0           0      439,875
General and administrative (Note 4)            45,982      57,303      109,571
Investment management fee (Note 4)             15,000      15,000       15,000
                                           -----------------------------------
        Total Expenses                         60,982      72,303      564,446
                                           -----------------------------------
        Net Income (Loss)                  $  (49,471)   $283,427   $ (505,944)
                                           ===================================
Net Income (Loss) Allocated:

To the General Partner                     $     (495)   $  2,834   $   (5,059)
To the Limited Partners                       (48,976)    280,593     (500,885)
                                           -----------------------------------
                                           $  (49,471)   $283,427   $ (505,944)
                                           ===================================
Per limited partnership unit
  (1,657,500 outstanding)                       $(.03)       $.17        $(.30)



Statements of Cash Flows
For the years ended December 31, 1995, 1994 and 1993

Cash Flows from Operating Activities:              1995        1994        1993
- -------------------------------------------------------------------------------
Net income (loss)                            $  (49,471)  $ 283,427  $ (505,944)
Adjustments to reconcile net income (loss)
to net cash provided by (used for)
operating activities:
   Gain on sale of treasury securities                0           0      (5,884)
   Amortization of organization costs and
      deferred charges                                0           0     439,875
   Amortization of deferred income on loan            0           0     (51,455)
   Increase (decrease) in cash arising from
   changes in operating assets and liabilities:
         Investment in treasury securities            0           0        (735)
         Accounts payable and accrued expenses    1,743     (20,721)      1,781
         Due to affiliates                       (2,150)    (48,211)     30,393
                                             ----------------------------------
Net cash provided by (used for) operating
 activities                                     (49,878)    214,495     (91,969)
                                             ----------------------------------
Cash Flows from Investing Activities:

  Proceeds from sale of treasury securities           0           0      47,033
                                             ----------------------------------
Net cash provided by investing activities             0           0      47,033
                                             ----------------------------------
Net increase (decrease) in cash and cash
equivalents                                     (49,878)     214,495    (44,936)

Cash and cash equivalents, beginning
of period                                       215,521        1,026     45,962
                                             ----------------------------------
Cash and cash equivalents, end of period     $  165,643  $   215,521  $   1,026
                                             ==================================


Notes to the Financial Statements
December 31, 1995, 1994 and 1993

1. Organization
Principal Growth Mortgage Investors Fund, L.P., Series I (the "Partnership"), a Delaware limited partnership, was formed on September 2, 1987 to invest in or originate zero coupon mortgage loans with terms of approximately five to ten years, secured by commercial, industrial and multi-family residential real estate.

The initial capital was $200, representing capital contributions of $100 by the general partner, Principal Growth Realty Funding, Inc. (the "General Partner"), and $100 by the assignor limited partner, Principal Growth Depositary Corporation (the "Assignor Limited Partner").

The agreement of limited partnership authorized the issuance of 6,500,000 Depositary Units (the "Units"), which represent assignments of the economic and certain other rights attributable to the Partnership interests. The offering period ended on June 28, 1988 at which time 1,657,500 Depositary Units had been issued and aggregate capital contributed was $16,575,000.

The General Partner intends to liquidate the Partnership after settlement of the Partnership's outstanding liabilities.

2. Summary of Significant Accounting Policies
Basis of Accounting. The financial statements of the Partnership have been prepared on the accrual basis of accounting.

Organization Costs. Organization costs were amortized over five years.

Deferred Charges. Deferred charges, consisting of mortgage placement and mortgage evaluation fees paid to Lehman Brothers Inc., were amortized using the straight-line method over eight years and eight months, the life of the loan.

Deferred Income. Deferred income was amortized into interest income over the life of the loan originated using the level yield method.

Interest Income. Interest income represents earnings on cash and cash equivalents during the year.

Allocation of Net Income or Loss. Net income or loss is allocated 99% to the limited partners and unit holders and 1% to the General Partner. Cash disbursements from operations and repayment proceeds, as defined in the agreement of limited partnership, shall be distributed 99% to the limited partners and unit holders and 1% to the General Partner.

Capital Accounts. Upon the liquidation of the Partnership, the General Partner will contribute to the Partnership an amount equal to the lesser of (i) any deficit balance in its Capital Account and (ii) the excess of 1.01% of the total Capital Contributions of the Limited Partners and Unit Holders (including contributions by the Assignor Limited Partner) over the amount of capital previously contributed by the General Partner.

Cash and cash equivalents. Cash and cash equivalents consist of money market investment accounts which invest in short-term highly liquid investments with maturities of three months or less from the date of issuance. The carrying amount approximates fair value of the short maturity of these investments.

Income Taxes. No provision is made for income taxes since such liability is that of the individual partners.

Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3. Mortgage Loan Receivable
On June 29, 1988, the Partnership originated a zero coupon second mortgage loan in the amount of $14,314,950 to Colonial Gold Limited Partnership (the "Borrower"), a Connecticut limited partnership, which owned One Financial Plaza, a twenty-six story office building in Hartford, Connecticut (the "Property"). The nonrecourse zero coupon loan had an implicit interest rate of 13.8% per annum compounded semiannually and was scheduled to mature on March 1, 1997, when the original principal amount plus all accrued and unpaid interest was due. The loan was secured by a second mortgage on the Property. The contractual accreted amount of the zero coupon loan at maturity was to be $42,795,421, excluding default interest.

In September 1990, a group of major creditors filed an involuntary petition in bankruptcy court against Colonial Realty Company ("Colonial Realty"), and its general partners. The general partners of the Borrower encountered financial difficulties and subsequently filed for protection under Chapter 7 of the Federal Bankruptcy Code in May 1991. The general partners of Colonial Realty and a third individual who was also involved in a Chapter 7 bankruptcy proceeding are the original general partners of the Borrower. On May 11, 1992, a court appointed Trustee held an auction of Colonial Realty's general partnership interests, including its interest in the Borrower. A sale of the interests was finalized on July 31, 1992.

The Partnership was scheduled to receive a mandatory payment in the amount of $1,430,000 on March 1, 1992. Due to such financial difficulties and the Property's insufficient cash flow, the Borrower did not make such payment which constituted a default under the terms of the Partnership's loan. Commencing October 8, 1992, the Borrower was in default under the terms of its first mortgage loan. On October 15, 1992, the First Mortgagee commenced an action against the Borrower and the Partnership before the Superior Court - Judicial District of Hartford/New Britain seeking, among other things, to foreclose on the Property as a result of the aforementioned default.

Although the Borrower and the Partnership subsequently initiated discussions with the First Mortgagee in an effort to develop a restructuring plan, the First Mortgagee was unwilling to restructure the debt absent a substantial cash contribution by either the Borrower or the Partnership. Due to the significant investment required at the Property for future capital improvements and leasing costs, combined with the belief that the Property's value substantially declined, neither the Borrower nor the General Partner was prepared to make such further investment. As a result of these factors, a restructuring in bankruptcy was not a viable alternative. Additionally, it became increasingly unlikely that a restructuring with the First Mortgagee that would prevent a foreclosure of the Property could be accomplished on a voluntary basis. In consideration of the foregoing matters, the General Partner ceased recognizing interest income subsequent to September 30, 1991 and fully reserved for the accreted loan balance in 1992.

In the absence of any other viable alternatives, the General Partner negotiated an agreement (the "Agreement") with the Borrower, the First Mortgagee and the third mortgagee to obtain compensation for permitting the First Mortgagee to achieve an orderly foreclosure of the Property. The Agreement called for the First Mortgagee to pay the Partnership $350,000 following transfer of title to the First Mortgagee, which took place on December 2, 1993. Pursuant to the terms of the Agreement, the Partnership was paid $100,000 of this sum on March 9, 1994 and was paid the remaining $250,000 on December 7, 1994.

4. Transactions with Related Parties
Under the terms of the Partnership Agreement, the Partnership reimburses the General Partner, at cost, for the performance of certain administrative services provided by a third party. For the years ended December 31, 1995, 1994 and 1993, costs of such services were $20,843, $22,204, and $31,282, respectively. At December 31, 1995 and 1994, $4,500 and $10,400 were due to the General Partner for the performance of these services.

The General Partner or its affiliates received fees and compensation for the offering of interests in the Partnership, fees for acting as general partner in the Partnership, and reimbursement of organization and offering expenses. The aforementioned fees and organizational and offering costs amounted to $2,071,875, of which $42,986 was unpaid as of December 31, 1995 and 1994. In addition, the General Partner earned an investment management fee of $15,000 for each of the years ended December 31, 1995, 1994 and 1993. Investment management fees unpaid were $3,750 and $0 at December 31, 1995 and 1994, respectively.

Cash and Cash Equivalents. Cash and cash equivalents reflected on the Partnership's balance sheets at December 31, 1995 and 1994 were on deposit with an affiliate of the General Partner.

5. Litigation
In or about April 1993, a purported class action, on behalf of all Unitholders, was brought against the General Partner and Shearson Lehman Brothers Inc. (the "Defendants") in New York State Supreme Court (the "Court"). The complaint alleges that the Unitholders were induced to purchase units based upon misrepresentations and\or omitted statements in the Offering. The complaint alleges claims of fraud, negligent misrepresentation and breach of fiduciary duty. On December 12, 1994, the Court ruled in favor of the Defendants' motion for dismissal and the class action was dismissed. On or about January 11, 1995, Plaintiffs moved for reargument of the Court's decision. That motion has been fully briefed by the parties. The motion has since been marked-off the Court's calendar. On or about January 11, 1995, plaintiffs also filed a Notice of Appeal to the Appellate Division, First Department. Plaintiffs have since sought leave of the Appellate Court for an extension of time to perfect the appeal.

On March 7, 1996, a purported class action, Ressner v. Lehman Brothers, Inc., was commenced on behalf of, among others, all Unitholders in the Court of Chancery for New Castle County, Delaware, against the General Partner of the Partnership, Lehman Brothers, Inc. and others (the "Defendants"). The complaint alleges, among other things, that the Unitholders were induced to purchase Units based upon misrepresentation and/or omitted statements in the sales materials used in connection with the offering of Units in the Partnership. The complaint purports to assert a claim for breach of fiduciary duty based on the foregoing. The Defendants intend to defend the action vigorously.

6. Reconciliation of Financial Statement Net Income (Loss) and Partners' Capital (Deficit) to Federal Income Tax Basis Net Loss and Partners' Capital (Deficit)

Reconciliations of financial statement net income (loss) and partners' capital to federal income tax basis net loss and partners' capital at December 31, follow:

                                                    Year ended December 31,
                                                1995         1994          1993
- -------------------------------------------------------------------------------
Financial statement net income (loss)     $  (49,471)   $ 283,427  $   (505,944)
Valuation allowance                                0     (350,000)  (22,538,886)
Amortization of income deferred for
 financial statement purposes and
 recognized as income in year received
 for federal income tax purposes                   0            0       (51,455)
Other                                              0            3            55
                                          -------------------------------------
     Federal income tax basis net loss    $  (49,471)   $ (66,570) $(23,096,230)
                                          =====================================

                                                1995         1994          1993
- -------------------------------------------------------------------------------
Financial statement basis partners'
 capital (deficit)                        $   81,939    $ 131,410  $   (152,017)
Current year financial statement
 net income (loss) under federal
 income tax basis net loss                         0     (350,000)  (22,590,286)
Cumulative federal income tax basis net
  income (loss) over cumulative financial
  statement net income (loss)                   (180)     349,820    22,940,106
                                          -------------------------------------
      Federal income tax basis
      partners' capital                   $    81,759   $ 131,230  $    197,803
                                          =====================================

Because many types of transactions are susceptible to varying interpretations under Federal and State income tax laws and regulations, the amounts reported above may be subject to change at a later date upon final determination by the respective taxing authorities.


Schedule II Valuation and Qualifying Accounts

                               Balance at   Charged to             Balance at
                                Beginning   Costs and                  End of
                                of Period   Expenses    Deductions     Period
- -----------------------------------------------------------------------------
Allowance for doubtful accounts:
Year ended December 31, 1993:

Mortgage loan receivable       $26,200,335   $     0    $26,200,335   $      0
                               -----------------------------------------------
Year ended December 31, 1994:
Mortgage loan receivable                 0         0              0          0
                               -----------------------------------------------
Year ended December 31, 1995:
Mortgage loan receivable       $         0   $     0    $         0   $      0
                               ===============================================


Schedule IV - Mortgage Loan on Real Estate
December 31, 1995

                                        The Colonial Gold Loan
- --------------------------------------------------------------
Interest rate                     Implicit annual rate of 13.8%
                                       compounded semi-annually

Final maturity date                               March 1, 1997

Periodic payment terms                Payment of $1,430,000 due
                                     on March 1, 1992 to reduce
                                    accrued but unpaid interest

Prior liens                                         $87,750,000

Face amount of mortgage                             $42,795,421

Principal amount of loans subject
to delinquent principal or interest                 $         0

Carrying amount of mortgage                         $         0



The aggregate cost for federal income tax purposes of the mortgage loan at December 31, 1995 is $-0-.

Reconciliation of mortgage loan on real estate:

                                         1995           1994            1993
- ----------------------------------------------------------------------------
Balance at beginning of period         $    0          $   0     $         0

Additions during period:
Interest accrued                            0              0       3,418,254
Valuation allowance                         0              0      (3,418,254)
                                       -------------------------------------
Balance at end of period               $    0          $   0     $         0
                                       =====================================