Form 10-Q
period 1996-03-31
PRINCIPAL GROWTH MORTGAGE INVESTORS FUND L P SERIES I
filed 1996-05-09
CIK 823195

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
         X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the Quarterly Period Ended March 31, 1996

                                       or

             Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the Transition period from ______  to ______

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

                                 (212) 526-3237
               Registrant's Telephone Number, Including Area Code


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes    X    No ____




Balance Sheets                                  At March 31,    At December 31,
                                                       1996               1995
Assets
Cash and cash equivalents                        $  149,681         $  165,643

        Total Assets                             $  149,681         $  165,643

Liabilities and Partners' Capital

Liabilities:
Accounts payable and accrued expenses                30,705             32,468
Due to affiliates                                    51,464             51,236

        Total Liabilities                            82,169             83,704

Partners' Capital (Deficit):
   General Partner                                 (156,681)          (156,537)
   Limited Partners (Depositary units:
   (6,500,000 authorized; 1,657,500 issued)         224,193            238,476

        Total Partners' Capital                      67,512             81,939

        Total Liabilities and Partners' Capital  $  149,681         $  165,643




Statement of Partners' Capital (Deficit)
For the three months ended  March 31, 1996

                                         Limited       General
                                        Partners       Partner        Total

Balance at December 31, 1995           $ 238,476   $  (156,537)   $   81,939
Net loss                                 (14,283)         (144)      (14,427)
Balance at March 31, 1996              $ 224,193   $  (156,681)   $   67,512



Statements of Operations
For the three months ended March 31,                    1996             1995

Income
Interest income                                    $   2,091        $   3,051
   Total Income                                        2,091            3,051

Expenses
General and administrative                         $  12,768        $  12,582
Investment management fee                              3,750            3,750
   Total Expenses                                     16,518           16,332

        Net Loss                                   $ (14,427)       $ (13,281)

Net Loss Allocated:
To the General Partner                             $    (144)       $    (133)
To the Limited Partners                              (14,283)         (13,148)
                                                   $ (14,427)       $ (13,281)
Per limited partnership unit
  (1,657,500 outstanding)                              $(.01)           $(.01)



Statements of Cash Flows
For the three months ended March 31,                     1996            1995

Cash Flows From Operating Activities:
Net loss                                            $ (14,427)       $ (13,281)
Increase (decrease) in cash arising from
changes in operating assets and liabilities:
     Accounts payable and accrued expenses             (1,763)          (1,951)
     Due to affiliates                                    228           (1,350)
Net cash and used for operating activities            (15,962)         (16,582)
Net decrease in cash and cash equivalents             (15,962)         (16,582)

Cash and cash equivalents, beginning of period        165,643          215,521
Cash and cash equivalents, end of period             $149,681         $198,939



Notes to the Financial Statements

The unaudited interim financial statements should be read in conjunction with the Partnership's annual 1995 audited financial statements within Form 10-K.

The unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of March 31, 1996 and the results of operations and cash flows for the three months ended March 31, 1996 and 1995 and the statement of changes in partners' capital (deficit) for the three months ended March 31, 1996. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

No significant events have occurred subsequent to fiscal year 1995, and no material contingencies exist which would require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).



Part I, Item 2 .Management's Discussion and Analysis of Financial
                Condition and Results of Operations

Liquidity and Capital Resources

The Partnership's zero coupon second mortgage loan (the "Loan") funded to Colonial Gold Limited Partnership, in the original principal amount of $14,314,950, was secured by a second mortgage on One Financial Plaza (the "Property"), a 26-story office building and parking garage located in Hartford, Connecticut. The Loan was subordinate to a non-recourse first mortgage held by Principal Mutual Life Insurance Company (the "First Mortgagee") in the original amount of $87,750,000. Several events occurred which negatively impacted the operations of the Property and resulted in defaults by the Borrower under the terms of its first mortgage loan and the Partnership's second mortgage loan. On December 2, 1993, the Property was transferred to the First Mortgagee pursuant to a foreclosure. Reference is made to the Partnership's 1995 Annual Report on Form 10-K for a comprehensive discussion of the events leading up to the foreclosure.

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

As of March 31, 1996, the Partnership's cash balance totaled $149,681, largely unchanged from $165,643 at December 31, 1995.

Results of Operations

The Partnership reported a net loss of $14,427 for the three months ended March 31, 1996, compared with a net loss of $13,281 for the corresponding period in 1995. The slightly larger net loss in the 1996 period is primarily due to a decrease in interest income. The reduction on interest income is primarily due to the Partnership's lower average cash balance during the three months ended March 31, 1996 compared to a year earlier. Partnership expenses for the first quarter of 1996 remained largely unchanged from the 1995 first quarter.



Part II        Other Information

Items 1-5      Not applicable.

Item 6         Exhibits and reports on Form 8-K.

               (a)  Exhibits -

               (27) Financial Data Schedule

               (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended March 31, 1996.


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



                         PRINCIPAL GROWTH MORTGAGE INVESTORS
                         FUND, L.P., SERIES 1

                    BY:  PRINCIPAL GROWTH REALTY FUNDING, INC.
                         General Partner



Date: May 3, 1996        BY:  /s/ Kenneth L. Zakin
                                  Director and President




Date: May 3, 1996        BY:  /s/ Daniel M. Palmier
                                  Vice President and
                                  Chief Financial Officer