Form 10-Q
period 1996-06-30
PRINCIPAL GROWTH MORTGAGE INVESTORS FUND L P SERIES I
filed 1996-08-14
CIK 823195

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
         X     Quarterly Report Pursuant to Section 13 or
               15(d) of the Securities Exchange Act of 1934

               For the Quarterly Period Ended June 30, 1996

                                       or

               Transition Report Pursuant to Section 13
               or 15(d) of the Securities Exchange Act of 1934

               For the Transition period from ______  to ______


                        Commission File Number: 33-17660


            PRINCIPAL GROWTH MORTGAGE INVESTORS FUND, L.P., SERIES 1
              Exact Name of Registrant as Specified in its Charter


        Delaware                                       13-3466206
State or Other Jurisdiction of             I.R.S. Employer Identification No.
Incorporation or Organization


3 World Financial Center, 29th Floor,
New York, NY    Attn: Andre Anderson                     10285
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
                       Yes    X    No ____

                                                   At June 30, At December 31,
Balance Sheets                                            1996          1995

Assets
Cash and cash equivalents                            $ 143,370    $  165,643
     Total Assets                                    $ 143,370    $  165,643

Liabilities and Partners' Capital
Liabilities:
  Accounts payable and accrued expenses              $  29,130    $   32,468
  Due to affiliates                                     58,791        51,236
     Total Liabilities                                  87,921        83,704

Partners' Capital (Deficit):
  General Partner                                     (156,802)     (156,537)
  Limited Partners (Depositary units:
  6,500,000 authorized; 1,657,500 issued)              212,251       238,476
     Total Partners' Capital                            55,449        81,939
     Total Liabilities and Partners' Capital         $ 143,370    $  165,643



Statement of Partners' Capital (Deficit)
For the six months ended June 30, 1996

                                        Limited        General
                                       Partners        Partner        Total

Balance at December 31, 1995          $ 238,476    $  (156,537)  $   81,939
Net loss                                (26,225)          (265)     (26,490)
Balance at June 30, 1996              $ 212,251    $  (156,802)  $   55,449




Statements of Operations

                                        Three months ended    Six months ended
                                              June 30,            June 30,
                                          1996       1995      1996      1995
Income
Interest income                       $  1,871   $  2,026  $  3,962  $  5,077
   Total Income                          1,871      2,026     3,962     5,077

Expenses
General and administrative              10,184     13,260    22,952    25,842
Investment management fee                3,750      3,750     7,500     7,500
   Total Expenses                       13,934     17,010    30,452    33,342
   Net Loss                           $(12,063)  $(14,984) $(26,490) $(28,265)

Net Loss Allocated:
To the General Partner                $   (121)  $   (150) $   (265) $   (283)
To the Limited Partners                (11,942)   (14,834)  (26,225)  (27,982)
                                      $(12,063)  $(14,984) $(26,490) $(28,265)
Per limited partnership unit
(1,657,500 outstanding)                  $(.01)     $(.01)    $(.02)    $(.02)




Statements of Cash Flows
For the six  months ended June 30,                          1996          1995

Cash Flows From Operating Activities:
Net loss                                              $  (26,490)   $  (28,265)
   Increase (decrease) in cash arising from changes
   in operating assets and liabilities:
      Accounts payable and accrued expenses               (3,338)        1,087
      Due to affiliates                                    7,555         7,721

Net cash used for operating activities                   (22,273)      (19,457)

Net decrease in cash and cash equivalents                (22,273)      (19,457)

Cash and cash equivalents, beginning of period           165,643       215,521

Cash and cash equivalents, end of period              $  143,370    $  196,064



Notes to the Financial Statements

The unaudited interim financial statements should be read in conjunction with the Partnership's annual 1995 audited financial statements within Form 10-K.

The unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of June 30, 1996 and the results of operations and cash flows for the six months ended June 30, 1996 and 1995 and the statement of partner's capital (deficit) for the six months ended June 30, 1996. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

No significant events have occurred subsequent to fiscal year
1995, and no material contingencies exist which would require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

Part I, Item 2 .   Management's Discussion and Analysis of
                   Financial Condition and Results of Operations

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

As of June 30, 1996, the Partnership's cash balance totaled
$143,370, compared with $165,643 at December 31, 1995.
The decrease is due to the payment of Partnership administrative expenses.

Results of Operations

The Partnership reported net losses of $12,063 and $26,490 for the three and six months ended June 30, 1996, respectively, compared with net losses of $14,984 and $28,265 for the corresponding periods in 1995. The slightly lower net losses in the 1996 periods are primarily due to a decrease in general and administrative expenses. General and administrative expenses totaled $10,184 and $22,952 for the three and six months ended June 30, 1996, respectively, compared with $13,260 and $25,842 for the corresponding periods in 1995. The decreases reflect lower audit fees and a reduction in other administrative expenses.


Part II        Other Information

Items 1-5      Not applicable.

Item 6         Exhibits and reports on Form 8-K.

               (a)  Exhibits -

                 (27) Financial Data Schedule

               (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 1996.


                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         PRINCIPAL GROWTH MORTGAGE INVESTORS
                         FUND, L.P., SERIES 1

                         BY:   PRINCIPAL GROWTH REALTY FUNDING,INC.
                               General Partner



Date:  August 14, 1996         BY:  /s/ Ken L. Zakin
                               Director and President


Date: August 14, 1996          BY:  /s/ Daniel M. Palmier
                               Vice President and
                               Chief Financial Officer