Form 10-Q
period 1996-09-30
PRINCIPAL GROWTH MORTGAGE INVESTORS FUND L P SERIES I
filed 1996-11-14
CIK 823195

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
    X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the Quarterly Period Ended September 30, 1996

                                       or

          Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the Transition period from ______  to ______


                        Commission File Number: 33-17660


            PRINCIPAL GROWTH MORTGAGE INVESTORS FUND, L.P., SERIES 1
              Exact Name of Registrant as Specified in its Charter


           Delaware                                 13-3466206
State or Other Jurisdiction of
Incorporation or Organization           I.R.S. Employer Identification No.


3 World Financial Center, 29th Floor,
New York, NY    Attn.: Andre Anderson                10285
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



Balance Sheets                             At September 30,   At December 31,
                                                      1996              1995
Assets
Cash and cash equivalents                         $135,716          $165,643
        Total Assets                              $135,716          $165,643
Liabilities and Partners' Capital
Liabilities:
  Accounts payable and accrued expenses            $30,124           $32,468
  Due to affiliates                                 65,440            51,236
        Total Liabilities                           95,564            83,704
Partners' Capital (Deficit):
  General Partner                                 (156,955)         (156,537)
  Limited Partners (Depository units:
 6,500,000 authorized; 1,657,500 issued)           197,107           238,476
        Total Partners' Capital                     40,152            81,939
        Total Liabilities and Partners' Capital  $ 135,716          $165,643




Statement of Partners' Capital (Deficit)
For the nine months ended September 30, 1996
                                            Limited        General
                                           Partners        Partner       Total
Balance at December 31, 1995               $238,476      $(156,537)     $81,939
Net loss                                    (41,369)          (418)     (41,787)
Balance at September 30, 1996              $197,107      $(156,955)     $40,152


Statements of Operations
                                   Three months ended      Nine months ended
                                      September 30,          September 30,
                                    1996         1995       1996         1995
Income
Interest income                $    1,863   $   2,924   $   5,825   $   8,001
        Total Income                1,863       2,924       5,825       8,001
Expenses
General and administrative         13,410      12,150      36,362      37,992
Investment management fee           3,750       3,750      11,250      11,250
        Total Expenses             17,160      15,900      47,612      49,242
        Net Loss               $  (15,297)  $ (12,976)  $ (41,787)  $ (41,241)
Net Loss Allocated:
To the General Partner         $     (153)  $    (129)  $   (418)   $    (412)
To the Limited Partners           (15,144)    (12,847)   (41,369)     (40,829)
                               $  (15,297)  $ (12,976)  $(41,787)   $ (41,241)
Per limited partnership unit
(1,657,500 outstanding)        $     (.01)  $    (.01)  $   (.03)   $    (.03)





Statements of Cash Flows
For the nine months ended September 30,                  1996         1995
Cash Flows From Operating Activities:
Net loss                                             $(41,787)     $(41,241)
Adjustments to reconcile net loss to net cash
used for operating activities:
   Increase (decrease) in cash arising from changes in
   operating assets and liabilities:
        Accounts payable and accrued expenses          (2,344)        1,932
        Due to affiliates                              14,204        11,150
Net cash used for operating activities                (29,927)      (28,159)
Net decrease in cash and cash equivalents             (29,927)      (28,159)
Cash and cash equivalents, beginning of period        165,643       215,521
Cash and cash equivalents, end of period             $135,716      $187,362




Notes to the Financial Statements

The unaudited interim financial statements should be read in conjunction with the Partnership's annual 1995 audited financial statements within Form 10-K.

The unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of September 30, 1996 and the results of operations and cash flows for the nine months ended September 30, 1996 and 1995 and the statement of partner's capital (deficit) for the nine months ended September 30, 1996. Results of operations for the periods are not necessarily indicative of the results to be expected for the full year.

No significant events have occurred subsequent to fiscal year 1995, and no material contingencies exist which would require disclosure in this interim report per Regulation S-X, Rule 10- 01, Paragraph (a)(5).

Part I, Item 2
Management's Discussion and Analysis of Financial Condition and Results of Operations

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

As of September 30, 1996, the Partnership's cash balance totaled $135,716, compared with $165,643 at December 31, 1995. The decrease is due to the payment of Partnership administrative expenses.

Results of Operations
The Partnership reported net losses of $15,297 and $41,787 for the three and nine months ended September 30, 1996, respectively, compared with net losses of $12,976 and $41,241 for the corresponding periods in 1995. The slightly higher net losses in the 1996 periods are primarily due to a decrease in interest income. General and administrative expenses totaled $13,410 and $36,362 for the three and nine months ended September 30, 1996, respectively, compared with $12,150 and $37,992 for the corresponding periods in 1995. The slight decrease in the nine-month period is due to lower audit fees.


Part II   Other Information

Items 1-5 Not applicable.

Item 6    Exhibits and reports on Form 8-K.

          (a)  Exhibits -

               (27) Financial Data Schedule

            (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 1996.




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



                       PRINCIPAL GROWTH MORTGAGE INVESTORS FUND, L.P., SERIES 1

                          BY:   PRINCIPAL GROWTH REALTY FUNDING, INC.
                                 General Partner



Date: November 13, 1996   BY:  /s/ Kenneth L. Zakin
                                 Director and President
Date: November 13, 1996   BY:  /s/ Daniel M. Palmier
                                 Vice President and
                                 Chief Financial Officer